Form 10-K/A
period 1995-09-30
GAMING WORLD INTERNATIONAL LTD
filed 1996-05-31
CIK 919229

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

                         Commission File Number 0-24074

                                   ----------

                        GAMING WORLD INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

                                   ----------

          DELAWARE                                              51-0336065
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            Medure Place, Suite 100
                                438 Line Avenue
                        Ellwood City, Pennsylvania 16117
                                 (412) 758-2461

                                Amendment No. 2

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its fiscal year end report for the fiscal year ended September 30, 1995 on Form 10-K as set forth in the pages attached hereto:

  (List all such items, financial statements, exhibits or other portions amended.)

  1. The Form 10-K has been revised to incorporate the report of independent certified public accountants.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gaming World International, Ltd.
                                       -----------------------------------
                                             (Registrant)

Date:  May 29, 1996                    By: /s/ ANTHONY J. MEDURE
                                           -------------------------------
                                           (Vice President, Secretary, Director)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Gaming World International, Ltd.

  We have audited the accompanying consolidated balance sheets of Gaming World International, Ltd. and Subsidiaries as of September 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the financial position of Gaming World International, Ltd. and Subsidiaries as of September 30, 1994, and the results of their operations and their cash flows for the years ended September 30, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                         /s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Pittsburgh, Pennsylvania
November 11, 1994