Form 10-Q/A
period 1995-12-31
GAMING WORLD INTERNATIONAL LTD
filed 1996-05-31
CIK 919229

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1995

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

                                Amendment No. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report for the fiscal quarter ended December 31, 1995 on Form 10-Q as set forth in the pages attached hereto:

  (List all such items, financial statements, exhibits or other portions amended.)

  1. Part I, Item 1. Financial Statements

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

Date:  May 30, 1996                    By: /s/ ANTHONY J. MEDURE
                                           -------------------------------
                                           (Vice President, Secretary, Director)

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                               DECEMBER 31,   SEPTEMBER 30,
                                                       1995            1995
                                               ------------   -------------
CURRENT ASSETS
  Cash and cash equivalents                     $   109,038     $    38,451
  Marketable securities                           3,650,000       3,650,000
  Investment in management contracts                936,511         936,511
  Accounts and advances receivable
     Trade                                          269,199         278,411
     Other                                           14,100           6,616
                                                 ----------      ----------
                                                    283,299         285,027
                                                 ----------      ----------

  Inventories                                     1,701,052       1,667,421
  Net investment in leases                          111,813         111,813
  Deposits and prepaid expenses                     148,526         182,165
                                                 ----------      ----------
   Total current assets                           6,940,239       6,871,388
                                                 ----------      ----------

LAND, BUILDINGS, EQUIPMENT, AND
 LEASEHOLD IMPROVEMENTS -
 AT COST
   Land                                           3,655,300       3,655,300
   Buildings                                      7,412,908       7,412,908
   Furniture and equipment                        1,691,428       1,613,889
   Leasehold improvements                         1,157,508       1,039,893
                                                 ----------      ----------
                                                 13,917,144      13,721,990
   Less accumulated depreciation and
    amortization                                   (818,177)        738,082
                                                 ----------      ----------
                                                 13,098,967      12,983,908
                                                 ----------      ----------
DEFERRED MANAGEMENT FEE                             384,812         384,812
INVESTMENTS IN MANAGEMENT CONTRACTS AND
 LAND OPTIONS                                     2,276,859       2,201,859
GOODWILL LESS ACCUMULATED AMORTIZATION              500,648         509,648
OTHER ASSETS                                         23,100          23,100
                                                 ----------      ----------
  Total Assets                                  $23,224,625     $22,974,715
                                                 ==========      ==========

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  DECEMBER 31,    SEPTEMBER 30,
                                                         1995             1995
                                                  -----------     ------------
CURRENT LIABILITIES
  Notes payable (note C)                          $ 7,821,196     $ 6,827,084
  Current maturities of capitalized lease
   obligations (note D)                               111,813         111,813
  Related party advances payable (note I)             958,064       1,047,911
  Accounts payable and accrued liabilities          1,313,147       1,881,535
                                                   ----------      ----------

   Total Current Liabilities                       10,204,220       9,868,343
                                                   ----------      ----------

NOTES PAYABLE, less current portion (note C)        5,887,999       5,505,003
                                                   ----------      ----------

DEFERRED REVENUE (note A)                           1,041,605       1,017,176
                                                   ----------      ----------
STOCKHOLDERS' EQUITY (note G)
  Preferred Stock - authorized 1,000,000
   shares of $.01 par value; no shares issued                           --
  Common Stock - authorized 15,000,000
   shares of $.01 par value; 7,525,160 shares
   issued in 1995 and 1994 and 5,650,160
   shares issued in 1993; 6,868,131 shares
   outstanding in 1995 and 1994 and 4,993,131
   shares outstanding in 1993                          75,252          75,252
  Additional paid in capital                       11,221,419      11,221,419
  Retained earnings (Accumulated deficit)          (3,592,243)     (3,098,851)
                                                   ----------      ----------
                                                    7,704,428     $ 8,197,820

  Less cost of 657,029 common shares, held in
   the treasury (note E)                            1,613,627       1,613,627
                                                   ----------      ----------
   Total Liabilities and Stockholders' Equity       6,090,801       6,584,193
                                                   ----------      ----------
                                                  $23,224,625     $22,974,715
                                                   ==========      ==========

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,

                                               1995            1994
                                               ----            ----
Revenues
  Concessions                              $  925,938       $  768,973
  Management fee                              146,571          462,902
                                            ---------        ---------
                                            1,072,509        1,231,875
Expenditures
  Concessions (note B)                        811,118          663,647
  General and administrative                  479,471          436,203
  Depreciation and amortization                89,095           32,463
                                            ---------        ---------
                                            1,379,684        1,132,313
                                            ---------        ---------

   Earnings/(loss) from operations           (307,175)          99,562
                                            ---------        ---------
 Other Income and (Expenses)
  Interest income                              60,149          151,504
  Interest expense                           (246,366)        (235,455)
                                            ---------        ---------
                                             (186,217)         (83,951)
                                            ---------        ---------

   Earnings/(loss) before income taxes       (493,392)          15,611
                                            ---------        ---------
Income taxes (note F)                           --               --
                                            ---------        ---------
  NET EARNINGS (LOSS)                      $ (493,392)      $   15,611
                                            =========        =========

Net earnings (loss) per common share       $     (.07)      $      .00
                                            =========        =========

Pro forma income tax provision,
 (benefit) (note F) - unaudited                                  --

Pro forma net earnings (loss) - unaudited                       15,611
                                                             =========

Pro forma net earnings (loss)
 per common share (note A) - unaudited                      $      .00
                                                             =========

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                        1995            1994
                                                        ----            ----
Cash flows from operating activities:
   Net earnings (loss)                              $ (493,392)     $   15,611
   Adjustments to reconcile net earnings (loss)
     to cash provided by (used in) operating
     activities:
       Depreciation and amortization                    89,095          32,463
   (Increase) decrease in accounts, and advances
    receivable and deferred management fee               1,728        (179,003)
   (Increase) in inventories                           (33,631)       (857,716)
   (Increase) in investments in management
    contracts and land options                         (75,000)       (303,950)
   (Increase) decrease in deposits and prepaid
    expenses and other                                  33,639        (177,374)
   Increase (decrease) in accounts payable,
    accrued liabilities and advanced
    management fee                                    (568,388)         15,652
   Increase in deferred revenue                         24,429         127,074
                                                     ---------       ---------
       Net cash provided by
         (used in) operations                       (1,021,520)     (1,327,243)

Cash flows from investing activities:
   Reduction of investment in lease                       --           101,000
   Capital expenditures                               (195,154)       (375,399)
   Reduction of marketable securities                     --           789,695
                                                     ---------       ---------
       Net cash provided from (used in)
       investing activities                           (195,154)        515,296

Cash flows from financing activities:
   Increase in initial public offering costs              --              --
   Proceeds from notes payable                       1,377,108         798,649
   Principal payments on notes payable                    --              --
   Payments on related party advances                 (304,875)           --
   Principal reduction of capitalized lease
    obligations                                           --          (132,867)
   Related party advances                              215,028         108,710
                                                     ---------       ---------
       Net cash provided by (used in) financing
       activities                                    1,287,261         774,492

Net increase (decrease) in cash and cash
  equivalents                                           70,587         (37,455)

Cash and cash equivalents at beginning of year          38,451         308,457
                                                     ---------       ---------

Cash and cash equivalents at end of year            $  109,038      $  271,002
                                                     =========       =========

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - FINANCIAL STATEMENTS

  The Consolidated Financial Statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods included.

  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

  The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements, and notes included therein, for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.