Form 10-Q
period 1996-03-31
GAMING WORLD INTERNATIONAL LTD
filed 1996-06-21
CIK 919229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                         Commission File Number 0-24074

                                 --------------

                        GAMING WORLD INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

                                 --------------

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

              (address, including zip code, and telephone number,
                 including area code, of registrant's principal
                               executive offices)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes                                No  X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Number of Shares Outstanding
         -----                                        as of March 31, 1996
                                                  ----------------------------

Common Stock, $.01 par value                           6,868,131 shares

                        GAMING WORLD INTERNATIONAL, LTD.

                                     INDEX


PART I. FINANCIAL INFORMATION                                                PAGE

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited)
          as of March 31, 1996 and September 30, 1995                          2

         Consolidated Statements of Operations (Unaudited)
          for the three and six months ended March 31, 1995 and 1996           4

         Consolidated Statements of Cash Flows (Unaudited)
          for the six months ended March 31, 1995 and 1996                     5

         Notes to Consolidated Financial Statements                            6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS             7

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            15

         ITEM 2. CHANGES IN SECURITIES                                        15

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                         16

         ITEM 5. OTHER INFORMATION                                            16

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURES                                                                    17


PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                      MARCH 31,   SEPTEMBER 30,
                                                           1996            1995
                                                   ------------    ------------
CURRENT ASSETS

         Cash and cash equivalents                 $   140,520    $    38,451
         Marketable securities                       3,000,000      3,650,000
         Investment in management contracts            936,511        936,511
         Accounts and advances receivable
                  Trade                                388,043        278,411
                  Other                                 43,462          6,616
                                                   -----------    -----------
                                                       431,505        285,027
                                                   -----------    -----------

         Inventories                                 1,360,208      1,667,421
         Net investment in leases                      111,813        111,813
         Deposits and prepaid expenses                 148,504        182,165
                                                   -----------    -----------
                  Total current assets               6,129,061      6,871,388
                                                   -----------    -----------

LAND, BUILDINGS, EQUIPMENT, AND
 LEASEHOLD IMPROVEMENTS -
 AT COST

         Land                                        3,655,300      3,655,300
         Buildings                                   7,412,908      7,412,908
         Furniture and equipment                     1,624,225      1,613,889
         Leasehold improvements                      1,101,763      1,039,893
                                                   -----------    -----------
                                                    13,794,196     13,721,990
         Less accumulated depreciation and
          amortization                                (898,272)      (738,082)
                                                   -----------    -----------
                                                    12,895,924     12,983,908
                                                   -----------    -----------

DEFERRED MANAGEMENT FEE                                384,812        384,812
INVESTMENTS IN MANAGEMENT CONTRACTS AND
 LAND OPTIONS                                        2,146,107      2,201,859
GOODWILL LESS ACCUMULATED AMORTIZATION                 491,648        509,648
OTHER ASSETS                                            23,100         23,100
                                                   -----------    -----------

         Total Assets                              $22,070,652    $22,974,715
                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                   (unaudited)

                                                                                                  MARCH 31,            SEPTEMBER 30,
                                                                                                       1996                     1995
                                                                                               ------------            -------------
CURRENT LIABILITIES
         Notes payable (note C)                                                                $ 6,588,944            $ 6,827,084
         Current maturities of capitalized lease
          obligations (note D)                                                                     111,813                111,813
         Related party advances payable (note I)                                                 1,250,639              1,047,911
         Accounts payable and accrued liabilities                                                1,120,231              1,881,535
                                                                                               -----------            -----------
                  Total Current Liabilities                                                      9,071,627              9,868,343
                                                                                               -----------            -----------

NOTES PAYABLE, less current portion (note C)                                                     6,339,421              5,505,003
                                                                                               -----------            -----------

DEFERRED REVENUE (note A)                                                                        1,130,704              1,017,176
                                                                                               -----------            -----------

STOCKHOLDERS' EQUITY (note G)
         Preferred Stock - authorized 1,000,000
          shares of $.01 par value; no shares issued                                                                           --
         Common Stock - authorized 15,000,000
          shares of $.01 par value; 7,525,160 shares issued
          in 1995 and 1994 and 5,650,160 shares issued in 1993;
          6,868,131 shares outstanding in 1995
          and 1994 and 4,993,131
          shares outstanding in 1993                                                                75,252                 75,252
         Additional paid in capital                                                             11,221,419             11,221,419
         Retained earnings (Accumulated deficit)                                                (4,154,144)            (3,098,851)
                                                                                               -----------            -----------
                                                                                                 7,142,527            $ 8,197,820

         Less cost of 657,029 common shares, held in
          the treasury (note E)                                                                  1,613,627              1,613,627
                                                                                               -----------            -----------

                  Total Liabilities and Stockholders' Equity                                     5,528,900              6,584,193
                                                                                               -----------            -----------

                                                                                               $22,070,652            $22,974,715
                                                                                               ===========            ===========


   The accompanying notes are an integral part of these financial statements.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                              For the Three Months Ended               For the Six Months Ended
                                                                       March 31,                              March 31,
                                                             -----------------------------           ---------------------------
                                                               1995                1996                1995                1996
                                                               ----                ----                ----                ----
Revenues

  Management fee                                            $  383,478         $     --           $  846,380         $  146,571
  Concessions                                                1,221,308          1,569,753          1,990,281          2,495,691
                                                            ----------         ----------         ----------         ----------
                                                             1,604,786          1,569,753          2,836,661          2,642,262

Expenditures

  Concessions                                                  851,398          1,174,797          1,515,045          1,985,915
  General and Administrative                                   467,098            571,227            903,301          1,050,698
  Depreciation and Amortization                                125,270             89,095            157,733            178,190
                                                            ----------         ----------         ----------         ----------
                                                             1,443,766          1,835,119          2,576,079          3,214,803
                                                            ----------         ----------         ----------         ----------

Earnings/(Loss) from operations                                161,020           (265,366)           260,582           (572,541)
                                                            ----------         ----------         ----------         ----------

Other Income and (Expenses)                                     95,847             41,562            247,351            101,711
  Interest income                                             (297,244)          (338,097)          (532,699)          (584,463)
                                                            ----------         ----------         ----------         ----------
  Interest expense                                            (201,397)          (296,535)          (285,348)          (482,752)
                                                            ----------         ----------         ----------         ----------

Earning/(Loss) before Income Taxes                             (40,377)          (561,901)           (24,766)        (1,055,293)
                                                            ----------         ----------         ----------         ----------

Income taxes (benefit)                                          (6,057)          (158,294)            (3,715)          (158,294)
                                                            ----------         ----------         ----------         ----------

         NET EARNINGS (LOSS)                                   (34,320)          (403,607)           (21,051)          (896,999)
                                                            ==========         ==========         ==========         ==========

Net earnings (loss) per common share                        $     (.01)        $     (.06)        $     --           $     (.13)
                                                            ==========         ==========         ==========         ==========

   The accompanying notes are an integral part of these financial statements.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31,
                                  (unaudited)

                                                                     1996                   1995
                                                                     ----                   ----
Cash flows from operating activities:
 Net earnings (loss)                                            $(1,055,293)           $   (24,766)
 Adjustments to reconcile net earnings (loss)
 to cash provided by (used in) operating activities:
 Depreciation and amortization                                      178,190                157,733
 (Increase) decrease in accounts, notes and advances
 receivable and deferred management fee                            (146,478)                15,963
 (Increase) decrease in inventories                                 307,213             (1,199,201)
 (Increase) decrease in investments in management contracts
 and land options                                                    55,752               (758,950)
 Increase (decrease) in prepaid expenses deposits and other          33,661                (88,870)
 (Increase) decrease in accounts payable, accrued liabilities
 and advanced management fee                                       (761,304)               (89,195)
 Increase in deferred revenue                                       113,528                214,458
                                                                -----------            -----------
         Net cash provided by (used in) operations               (1,274,731)            (1,772,828)

Cash flows from investing activities:
 Reduction of investment in lease                                        --                118,000
 Capital expenditures                                               (72,206)              (615,009)
 Reduction of marketable securities                                 650,000                789,695
                                                                -----------            -----------
         Net cash provided from (used in) investing
         activities                                                 577,794                292,686

Cash flows from financing activities:
 Principal payments on notes payable                               (200,000)                    --
 Payments on related party advances                                (304,875)                    --
 Increase in short term debt                                             --              1,429,943
 Proceeds from notes payable                                        796,278                     --
 Principal reduction of capitalized lease
 obligation                                                              --               (172,294)
 Related party advances                                             507,603                103,210
                                                                -----------            -----------
                  Net cash provided by (used in)

                  financing activities                              799,006              1,360,859

Net increase (decrease) in cash and cash equivalents                102,069               (119,283)
 Cash and cash equivalents at Beginning of Period                    38,451                308,457
                                                                -----------            -----------
 Cash and cash equivalents at End of Period                     $   140,520            $   189,174
                                                                ===========            ===========


   The accompanying notes are an integral part of these financial statements.

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

         The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements, and notes included therein, for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K/A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Gaming World International, Ltd. (the "Company") develops and manages gaming and related recreational facilities for federally-recognized Indian tribes and currently manages two casinos. The Company developed and operates Shooting Star Casino, located in Mahnomen, Minnesota, and the Golden Eagle Charitable Casino and Entertainment Centre located in Kenora, Ontario, Canada. The Company is also seeking additional opportunities to develop and manage other gaming facilities, including riverboat and dockside casinos, which may be on sites other than Indian Land. In particular, the Company may explore the possible development of such facilities in the Commonwealth of Pennsylvania, although the Company has not entered into any contracts or agreements in principle for such other gaming facilities as of the date of this report.

         The Company commenced business activity in June 1991 and to date, the Company has devoted substantial efforts developing and managing the Shooting Star Casino. The permanent Shooting Star Casino, which has been operating since May 1992, is owned by the White Earth Band of Chippewa Indians (the "Band"). The Company manages the casino for the Band under the terms of a five-year management contract (the "Shooting Star Management Contract"), which expires in March 1997. Shooting Star Casino is located on Indian Land adjacent to Highway 59 in Mahnomen, Minnesota, approximately 60 miles east of Fargo, North Dakota/Moorhead, Minnesota and near the resort of Detroit Lakes, Minnesota. Shooting Star Casino contains a gaming room currently offering 24 blackjack tables and approximately 985 video machines featuring slots, poker, blackjack and keno. Casino patrons may place bets ranging from 5 cents to a maximum of $1,000. Shooting Star Casino is open 24 hours a day, 365 days a year. Shooting Star Casino was the first casino of the sixteen casinos currently operating in Minnesota to offer both lodging and restaurant facilities adjacent to its gaming room. The Company manages a lodge now containing 223 rooms, banquet facilities, meeting rooms, a coffee shop, a gift shop offering Indian jewelry and crafts, and a gourmet restaurant seating approximately 70 patrons. Live entertainment is provided in a split-level casino lounge as well as in a cabaret showroom that also features dinner-theatre style shows. In 1993, the Company expanded the casino by constructing an indoor swimming pool and expanded the lodging facility by adding a buffet room and an additional 146 rooms.

         The Shooting Star Management Contract provides that net profits from the casino and other revenue generating amenities be distributed 70% to the Band and 30% to the Company, subject to the priority distribution of a guaranteed minimum monthly payment to the Band. In November 1992, an amendment to the Shooting Star Management Contract extended the expiration date of the contract to March 1999 and adjusted the net profit distribution to 65% to the Band and 35% to the Company. This amendment is subject to approval by and has been submitted to the National Indian Gaming Commission

(the "Gaming Commission") for review, which review is still pending. Although the Company and the Band have been operating since May 1993 as if this approval had been received, no assurance can be given that the Gaming Commission will actually approve the amendment.

         The Company has an agreement (the "Golden Eagle Management Contract") with the Wauzhushk Onigum Nation and the Wauzhushk Onigum Foundation (collectively, the "Nation") to develop and manage the Golden Eagle Charitable Casino and Entertainment Centre in Kenora, Ontario, Canada. A temporary facility opened in September 1994. The Company and the Nation believe a permanent casino is an important part of the plan. The Company anticipates that construction of the permanent casino is contingent upon the occurrence of two or more events: 1) the obtaining of additional financing on commercially reasonable terms, and 2) the government's approval of slot machines. Upon completion, the permanent casino is expected to provide a complete gaming complex, including lodging, restaurants, live entertainment and related facilities. The Golden Eagle Charitable Casino offers 6 blackjack tables, 1 Big Six Wheel, 2 roulette tables, 2 Caribbean stud games, 2 poker tables, live keno, a bingo hall seating up to 1,000, pull tabs, and, when approved by the provincial government of Ontario, slot machines. The Golden Eagle Management Contract expires nine years after the opening of the Golden Eagle Charitable Casino and provides for a management fee of 33.5% of the casino's net earnings to be paid to the Company. The Golden Eagle Management Contract does not have to be approved by the governments of Ontario or Canada. In accordance with the requirements of the Ontario Gaming Control Act, Gaming World International, Ltd. is properly registered as a Gaming Supplier.

         On July 8, 1994, the Company completed the acquisition of substantially all of the assets and liabilities of Fox Chapel Yacht Club, Inc. ("Fox Chapel"), a privately held corporation having no affiliation with any officer or director of the Company. Fox Chapel's yacht club occupies approximately 14 acres of land and is located on the Allegheny River approximately one-eighth of a mile from Route 28, in Pittsburgh, Pennsylvania. The site also includes an additional 24 contiguous acres of vacant land, on which the Company believes a dockside and/or riverboat casino could be constructed in the event gaming is legalized in Pennsylvania and the Company is licensed to conduct gaming, of which no assurance can be given. Fox Chapel operates a marina business which has approximately 800 members, 350 boat slips, and derives revenues from membership fees, docking fees, boat sales, and its restaurant, bar, and banquet facilities.

         Pursuant to the Purchase Agreement, the Company acquired Fox Chapel for an aggregate purchase price of $11,775,000, allocated as follows: (a) the sum of $425,000 for substantially all of the tangible assets used in the operation of Fox Chapel, including but not limited to all inventory, equipment, office and restaurant equipment, boat docks, motor vehicles and boats; (b) the sum of $100,000 for certain intangible assets, including but not limited to licenses, liquor licenses, franchises, trademarks, trade names, customer lists and permits; (c) the sum of $10,700,000 for approximately 38.5 acres of real property and buildings constructed on such property, including but not limited to a banquet and conference building and a boat house; and (d) the sum of $550,000 for all of the issued and outstanding shares of capital stock of Fox Chapel (the "Fox Chapel Stock"). As a result of its purchase of the Fox Chapel Stock, the Company also assumed all liabilities of Fox Chapel. The acquisition has been accounted for as a purchase.

         The aggregate purchase price of $11,775,000 was paid in full by the Company at closing. Of this amount, approximately $3,000,000 was funded from proceeds of the Company's initial public offering and the balance of $9,000,000 was financed through a $9,000,000 credit facility with S&T Bank of Indiana, Pennsylvania ("S&T Bank"), established on July 8, 1994. Borrowings under this facility are secured, in part, by a first mortgage on the real property purchased from Fox Chapel, a security interest in certain of the Company's assets, and the Company's repurchase agreement in the amount of $3,660,000.

         As used in this report with respect to U.S. Indian management contracts, the term "net profit" is not intended to mean net profits as defined by generally accepted accounting principles or by the Indian Gaming Regulatory Act of 1988, 25 U.S.C. ss.2701 et seq. (the "Gaming Act"). As used in this report, the term "net profit" has the meaning ascribed to it in the management contracts to which the discussion of net profit relates. Generally, the management contracts define net profit as the gross revenues of a casino or a facility less operating expenses, capital expenditures and debt service. In addition, the amount of net profit available for distribution may be further reduced by deduction of an amount to fund a cash contingency reserve, such as vault cash, in the event the Company and the host tribe deem such a deduction to be appropriate. As defined by generally accepted accounting principles, the term "net profit" means total revenues less operating and interest expenses, excluding principal payments of debt but, in contrast to the meanings accorded in the management contracts, including management fees as an operating expense.

         The Gaming Act defines "net revenues" as "gross revenues of an Indian gaming activity less amounts paid out as, or paid for, prizes and total operation expenses, excluding management fees," 25 U.S.C. ss.2703(f)(9). In certain examples provided to tribes, the Gaming Commission is currently using a definition of "net revenues" that does not allow deduction of debt service, although this interpretation has not been set forth in a regulation. The Company continues to operate under the terms of the Bureau of Indian Affairs- ("BIA-") approved Shooting Star Management Contract as such contracts are valid unless and until disapproved by the Gaming Commission. Until such time as the Gaming Act or other regulation promulgated thereunder amends the definition of "net revenues" or until BIA-approved management contracts must be conformed to some other definition of this term, the Company will operate under the terms of the Shooting Star Management Contract.

RESULTS OF OPERATIONS

         Three and Six Months Ended March 31, 1996 Compared to Three and Six Months Ended March 31, 1995.

Decreased Management Fee Revenues

         Management fee revenues for the three and six months ended March 31, 1996 were $0 and $146,571, respectively, a decrease from management fee revenues of $383,478 and $846,380 for the three and six months ended March 31, 1995 respectively. The primary reason for this decrease is the decreased management fee revenue derived from the management fee under the Shooting Star Management Contract. As the net profits of the casino fluctuate, the Company will realize a corresponding increase or decrease in its management fees. The Company's goal is to increase the revenues of the Shooting Star Casino as a result of improvement in operating efficiency of the casino and attract more patrons as a result of the recent expansion of this facility and increased marketing efforts.

         The Company believes that the decreased net profit of Shooting Star Casino, resulting in a corresponding decrease in the management fee paid to the Company, may be attributed to a combination of factors, but largely due to the extremely severe winter weather conditions in Northern Minnesota causing patronage at the Casino to drop significantly during the second quarter. Other factors include, increased competition from other casinos as Shooting Star Casino is no longer the only casino operating in the state of Minnesota to offer both lodging and restaurant facilities adjacent to its gaming floor, and a lessening of public interest that often follows the opening of a new establishment.

         Under the Golden Eagle Management Contract, the Company only receives management fee revenues to the extent the operation is profitable. During the second quarter of 1996, the Golden Eagle Charitable Casino was not profitable and thus, the Company received no management fee. The Company has taken measures to decrease costs at the Golden Eagle Charitable Casino by reducing staff and cutting general and administrative expenses, which the Company believes will improve operating efficiency, although no assurance can be given that the Company will be successful in this effort.

         Revenues Derived from Concessions

         During the three and six months ended March 31, 1996, the Company derived a total of $1,569,753 and $2,495,691, respectively, in revenues from concessions at Fox Chapel and recorded expenditures of $1,174,797 and $1,985,915 for the same periods, respectively. These concessions consist of revenues derived from membership fees, docking fees, boat sales, and the restaurant, bar and banquet facilities. The Company believes the increased revenue during fiscal 1996 is directly related to the capital improvement program the Company completed in fiscal 1995.

Increased General and Administrative Expenses

         General and administrative expenses of the Company for the three and six months ended March 31, 1996 were $371,227 and $1,050,698, respectively, compared to expenses of $467,098 and $903,301, respectively, for the three and six months ended March 31, 1995. A portion of this increase can be attributed to general and administrative expenses related to Fox Chapel, increased business development, and travel and promotional expenses as the Company analyzes sites for possible development.

Earnings (Loss) Before Income Taxes

         Net loss before income taxes for the three and six months ended March 31, 1996 were ($403,607) and ($896,999), respectively, compared to net (losses) of ($34,320) and ($21,051) for the three and six months ended March 31, 1995, respectively. The primary reason for this increase was the reduction in management fee revenue earned from the Shooting Star Casino.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has funded its daily operations through cash provided by operating activities and its significant capital expenditures from equity financings, debt financings, capital contributions, and loan guarantees of Angelo Medure, the Company's President and Chief Executive Officer. Mr. Medure is not obligated to make any loans to the Company or to guarantee any of its obligations in the future. The Company believes that it will be able to obtain financing from unrelated parties on terms acceptable to it and in amounts sufficient to satisfy the Company's capital requirements, although the Company has not obtained commitments for any such financing. No assurance can be given that it will be able to obtain financing from unrelated third parties on terms acceptable to it based on its having an operating history of approximately four years, its financial position, and the experience of its management, factors which a financing source considers in its decision to extend financing.

         In May 1994, the Company received net proceeds of approximately $10,800,000 from the issuance of 1,875,000 shares of Common Stock, $.01 par value per share, and 1,875,000 Redeemable Class A Common Stock Purchase Warrants, pursuant to the Company's initial public offering. The Company utilized approximately $3,000,000 of the proceeds towards the purchase of Fox Chapel and has invested an additional $3,650,000 of the proceeds in a repurchase agreement which has been pledged to S&T Bank. In addition, the Company has used approximately $1,100,000 of the offering proceeds financing and equipping of the Golden Eagle Charitable Casino, as well as approximately $1,200,000 for an improvement program at the Fox Chapel Yacht Club, which included landscaping, lighting, paving, and renovations and upgrading of the banquet and restaurant facilities, as well as enlarging the outside pool and deck bar.

         As of March 31, 1996, the Company entered into a $9,000,000 term loan facility with S&T Bank. Borrowings under this loan arrangement are evidenced by two promissory notes, one in the principal amount of $3,650,000 that bears interest at an annual rate of 6.75%, and the other in the principal amount of $5,350,000 that bears interest at an annual rate of S&T Bank's prime rate of interest plus 2% (8.25% at March 31, 1996). The $5,350,000 loan is secured by certain property and equipment, a pledge of all the issued and outstanding common stock of Fox Chapel. The $3,650,000 is secured by a $3,650,000 repurchase agreement which originally was a $4,450,000 note secured by a repurchase agreement in the amount of $4,450,000. The modification from the original $4,450,000 note to a $3,650,000 note released $800,000 which was used for working capital. Interest accrued under these notes was paid monthly, and the maturity date of these notes was June 30, 1995. The Company negotiated a four month extension of these notes, with the other above-stated terms remaining the same, and which had a new maturity date of October 31, 1995. On November 1, 1995, the $5,350,000 promissory note converted into a 15-year mortgage amortization at S&T Bank with a rate of S&T Bank's prime rate of interest plus 2%. The $3,650,000 promissory note secured by the repurchase agreement was extended until December 27, 1995. Interest accrued under this note must be paid monthly. The Company executed a further extension of this note at a fixed rate of 7.25% until March 31, 1996. Accrued interest due to this extension must be paid monthly. In February 1996, S&T Bank released $650,000 of cash collateral resulting in a $650,000 term loan for a period of 5 years. The $3,650,000 promissory note was reduced to $3,000,000 and is still secured by the repurchase agreement. The $5,350,000 mortgage remained intact with all terms remaining the same.

         In October 1994, the Company entered into a $1,200,000 term loan facility with Miller and Schroeder Investments Corporation of Minneapolis, Minnesota. Borrowings under this facility, which has a term of twenty-seven months, accrue interest at an annual rate of 10.75%. The Company used this line to finance an advance to the Golden Eagle Charitable Casino. No assurance can be given that the Company will recover these funds in the event the development of this facility does not proceed as currently anticipated that cash flow of the Golden Eagle Charitable Casino, if any, will be sufficient to repay this amount.

         On March 16, 1995, the Company and Angelo Medure entered into a $500,000 term loan arrangement with Richard Hvizdak and Perry Hvizdak, non-related third parties ("the Note"). Borrowings under this arrangement are evidenced by a promissory note in the principal amount of $500,000, which has a one-year term and accrues interest at the annual rate of 12%. This debt is secured by real property owned by Angelo Medure, and a pledge of 400,000 shares of the Company's Common Stock held by Angelo Medure and certain trusts of which members of Mr. Medure's family are beneficiaries. As additional consideration for this loan, the Company issued Richard Hvizdak a five-year warrant to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share. The proceeds of this loan were applied towards general working capital for the Company. In March 1996, the Company negotiated an extension of the Note in the amount of $560,000 which included accrued interest.

         In May 1995, the Company entered into a $200,000 one year term Note with PDS Financial Corporation, of Eden Prairie, Minnesota. Borrowings under this arrangement are evidenced by a Note in the amount of $200,000 that bears interest at an annual rate of 13% for the term. This Note is secured by certain furniture and equipment of the Fox Chapel Yacht Club as well as 120,000 shares of Gaming World International stock owned by Angelo and Charlotte Medure as well as a personal guarantee of Angelo Medure. As of March 31, 1996, the balance was approximately $18,000.

         In July 1995, the company and Dr. James Barber, an unrelated third party, entered into a $200,000 term loan (the "Barber Note"). Borrowings under this arrangement are evidenced by a promissory note in the principal amount of $200,000, which has a term of 120 days and accrues interest at an annual rate of 16%. Consideration for this loan is a stock warrant entitling Dr. Barber the right to purchase 10,000 shares of Company's common stock at any time within two years of the date of the Barber Note at $2.00 per share. The debt is secured by an Irrevocable Stock Pledge of 200,000 shares of the Company's stock. The Barber Note was subsequently extended to mature in February 1996. Proceeds from this loan were applied towards general working capital. In February 1996, the Company paid in full the Barber Note with a loan from Angelo Medure to the Company.

        As of March 31, 1996, West Penn Asphalt Co., Inc., a company of which Angelo Medure is a principal stockholder, advanced approximately $525,000 to the Company. The advance has no set term. Although the provisions of this advance do not specify an interest rate, the Company, for accounting purposes, intends to impute interest on this advance at a rate of 5%.

        As of March 31, 1996, Ro-Med Construction Company, Inc. had advanced the Company approximately $297,000 for working capital purposes. This amount bears interest at an annual rate of 5%.

         As of March 31, 1996, Angelo Medure had advanced the Company approximately $428,000 for working capital purposes. This amount bears interest at an annual rate of 5%.

         In December 1995, the Company entered into a $600,000 term loan with Miller & Schroeder Investments Corporation. This borrowing is evidenced by a loan agreement, a promissory note, a mortgage and security agreement, and a lender's warrant relating to 50,000 shares of the Company's stock. The borrowing is also personally guaranteed by Angelo Medure. The loan is for six years and bears interest at an annual fixed rate of 13%. Accrued interest must be paid monthly and an annual principal payment of $100,000 must be made every December until maturity in December 2001. Proceeds from this loan were used for working capital and $300,000 of the proceeds were used to repay a prior loan.

         Under the Golden Eagle Management Contract, the Company does not have a commitment to finance construction of the permanent casino. However, the Company may elect to finance or to arrange financing for this construction. In the event the Company does elect to finance the construction, it believes it would be able to fund a portion of these costs from its working capital and would be able to obtain financing from unrelated third parties on terms acceptable to the Company for the balance, although the Company has obtained no commitments for any such financing, and no assurance can be given that such financing will be available on terms acceptable to the Company, if at all.

         In the event that the Company does make advances or loans to tribes, such advances or loans would not be conventional real estate and construction loans subject to customary mortgages and encumbrances, and debt service of these loans would be paid from cash flow generated by the facility. The advances made by the Company to the tribes are not, and any loans it may make in the future are not anticipated to be, secured by collateral of the tribe. Although a tribe would have a legal obligation to repay amounts lent to it by the Company, no assurance can be given that the Company would be repaid by the tribe.

         In the event that a tribe obtains financing for the gaming facility from a bank or other lender, the Company does not believe that it could be held liable, based on a de facto joint venture or other legal theory, for such a loan to which the Company is not a signatory. The Company believes that its relationship to a tribe is no different from that of any other management agent or distributor, which would not be liable in such an instance. Moreover, holding a management company liable would conflict with the Gaming Act, which regards the tribe as having the sole proprietary interest in the enterprise.

         Although Angelo Medure has personally guaranteed many of the Company's obligations to date, he is not obligated to make any loans to the Company or to guarantee any of its obligations in the future. The Company does not, as of the date of this report, have access to unused bank lines of credit. The Company believes that it will be able to obtain financing from unrelated parties on terms acceptable to it and in amounts sufficient to satisfy the Company's capital requirements, although the Company has not obtained commitments for any such financing. No assurance can be given that such financing will be available on terms acceptable to the Company, if at all. The Company's belief that it will be able to obtain financing from unrelated third parties on terms acceptable to it is based on its having an operating history of approximately four years, its financial position, and the experience of its management, factors which a financing source considers in its decision to extend financing.

         Presently, the Company is attempting to refinance its debt on terms commercially reasonable and acceptable to the Company and achieve a recapitalization of the Company, although no assurances can be given that the Company will be successful in doing so.

         Recording of Advances to Indian Tribes

         The Company's management contracts provide, and any management contracts it may enter into in the future would most likely require, that the Company advance funds to the tribes, with such advances to be repaid from the casino's or facility's cash flow. The Company records these advances as investments. However, in the event it becomes probable that the Company will not obtain approval of the management contract from the Gaming Commission; the Company will elect for whatever reason not to proceed with the development of the project; or the casino's or facility's cash flow, if any, will be insufficient to make repayment, the Company will recognize a loss for, more than likely, the entire amount of the advance as an expense in its financial statements. The recognition of losses, if any, in the future could cause significant fluctuations in the Company's quarterly or annual net income or loss.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

         In September 1993, the Company, its President and Chief Executive Officer, Angelo Medure, and his spouse, Charlotte Medure, filed a defamation suit against U.S. News & World Report and its Senior Editor James Popkin in Common Pleas Court, Lawrence County, Pennsylvania at No. 973 of 1993, C.A. The suit arises from the publication of an article (the "Article") entitled "Gambling with the mob? Wise guys have set their sights on the booming Indian casino business" in the August 23, 1993 issue of U.S. News & World Report magazine. The complaint alleges that the Article consisted of falsehoods, insinuations, innuendos and misrepresentations adversely impacting the business and reputation of the Company and Angelo Medure by imputing criminal activity to them and by accusing Angelo Medure of being liked to and a part of organized crime. The complaint also seeks money damages. The Company and Angelo Medure strongly deny any and all allegations or implications of criminal wrongdoing and each of them intends to vigorously prosecute this action. As of the date of this report, the lawsuit is in the discovery stage. A date for trial has not yet been set by the Court. The Company is unable to predict the effect, if any, of the Article or of the outcome of the litigation on the Company's business or the trading price of the Company's securities.

ITEM 2. CHANGES IN SECURITIES.

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

         10m  Second Amendment to Master Loan Agreement.

         (b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GAMING WORLD INTERNATIONAL, LTD.

                                By: /s/ Anthony J. Medure
                                   ------------------------------------------
                                    Anthony J. Medure, Vice President

Date:  June 19, 1996               /s/ Anthony J. Medure
                                   ------------------------------------------
                                   Anthony J. Medure, Vice President

Date:  June 19, 1996               /s/ David A. Richards
                                   ------------------------------------------
                                   David A. Richards, Chief Financial Officer