Form 10-Q
period 1996-06-30
GAMING WORLD INTERNATIONAL LTD
filed 1996-08-20
CIK 919229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

                          Yes                    No X

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of Shares Outstanding
              Class                            as of June 30, 1996
              -----                            -------------------
   Common Stock, $.01 par value                  6,868,131 shares

                        GAMING WORLD INTERNATIONAL, LTD.

                                     INDEX

PART I. FINANCIAL INFORMATION.                                  PAGE
                                                                ----
  ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets (Unaudited)
   as of June 30, 1996 and September 30, 1995                    2

  Consolidated Statements of Operations (Unaudited)
   for the three and nine months ended June 30, 1995 and 1996    4

  Consolidated Statements of Cash Flows (Unaudited)
   for the nine months ended June 30, 1995 and 1996              5

  Notes to Consolidated Financial Statements                     6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS          7

PART II. OTHER INFORMATION.

  ITEM 1. LEGAL PROCEEDINGS                                     15

  ITEM 2. CHANGES IN SECURITIES                                 15

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                       15

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                      16

  ITEM 5. OTHER INFORMATION                                     16

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      16

SIGNATURES                                                      17

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                               JUNE 30,      SEPTEMBER 30,
                                                 1996             1995
                                               --------      -------------
CURRENT ASSETS
  Cash and cash equivalents                 $    13,889        $    38,451
  Marketable securities                       3,000,000          3,650,000
  Investment in management contracts            936,511            936,511
  Accounts and advances receivable
     Trade                                      255,783            278,411
     Other                                            -              6,616
                                            -----------        -----------
                                                255,783            285,027
                                            -----------        -----------

  Inventories                                 1,281,475          1,667,421
  Net investment in leases                      111,813            111,813
  Deposits and prepaid expenses                 147,645            182,165
                                            -----------        -----------

   Total current assets                       5,747,116          6,871,388
                                            -----------        -----------

LAND, BUILDINGS, EQUIPMENT, AND
 LEASEHOLD IMPROVEMENTS -
 AT COST

   Land                                       3,655,300          3,655,300
   Buildings                                  7,412,908          7,412,908
   Furniture and equipment                    1,632,324          1,613,889
   Leasehold improvements                     1,195,955          1,039,893
                                            -----------        -----------
                                             13,896,487         13,721,990

   Less accumulated depreciation and
    amortization                               (978,367)          (738,082)
                                            -----------        -----------
                                             12,918,120         12,983,908
                                            -----------        -----------

DEFERRED MANAGEMENT FEE                         384,812            384,812
INVESTMENTS IN MANAGEMENT CONTRACTS AND
 LAND OPTIONS                                 2,055,355          2,201,859
GOODWILL LESS ACCUMULATED AMORTIZATION          482,648            509,648
OTHER ASSETS                                     23,100             23,100
                                            -----------        -----------

  Total Assets                              $21,611,151        $22,974,715
                                            ===========        ===========

   The accompanying notes are an integral part of these financial statements.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                  (unaudited)

                                                         JUNE 30,           SEPTEMBER 30,
                                                           1996                 1995
                                                         -------            ------------
CURRENT LIABILITIES

  Notes payable                                       $ 5,998,369            $ 6,827,084
  Current maturities of capitalized lease
   obligations                                            111,813                111,813
  Related party advances payable                        1,372,139              1,047,911
  Accounts payable and accrued liabilities              1,197,766              1,881,535
                                                      -----------            -----------

   Total Current Liabilities                            8,680,087              9,868,343
                                                      -----------            -----------

NOTES PAYABLE, less current portion                     6,324,644              5,505,003
                                                      -----------            -----------

DEFERRED REVENUE                                        1,234,512              1,017,176
                                                      -----------            -----------

STOCKHOLDERS' EQUITY
  Preferred Stock - authorized 1,000,000
   shares of $.01 par value; no shares issued                                        -

  Common Stock - authorized 15,000,000
   shares of $.01 par value; 7,525,160 shares
   issued in 1995 and 1994 and 5,650,160
   shares issued in 1993; 6,868,131 shares
   outstanding in 1995 and 1994 and 4,993,131
   shares outstanding in 1993                              75,252                 75,252
  Additional paid in capital                           11,221,419             11,221,419
  Retained earnings (Accumulated deficit)              (4,311,136)            (3,098,851)
                                                      -----------            -----------
                                                      $ 6,985,535            $ 8,197,820

  Less cost of 657,029 common shares, held in
   the treasury                                         1,613,627              1,613,627
                                                      -----------            -----------

   Total Liabilities and Stockholders' Equity           5,371,908              6,584,193
                                                      -----------            -----------

                                                      $21,611,151            $22,974,715
                                                      ===========            ===========

   The accompanying notes are an integral part of these financial statements.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                      For the Three Months Ended    For the Nine Months Ended
                                               June 30,                      June 30,
                                      --------------------------    -------------------------
                                         1995           1996            1995          1996
                                         ----           ----            ----          ----
Revenues
  Management fee                     $  373,615     $  381,017     $1,219,995      $  527,588
  Concessions                         1,423,969      1,408,761      3,414,250       3,904,452
                                     ----------     ----------     ----------      ----------
                                      1,797,584      1,789,778      4,634,245       4,432,040


Expenditures
  Concessions                         1,232,133      1,282,922      2,747,178       3,268,837
  General and Administrative            554,468        300,839      1,457,769       1,351,537
  Depreciation and Amortization          87,257         89,095        244,990         267,285
                                     ----------     ----------     ----------      ----------
                                      1,873,858      1,672,856      4,449,937       4,887,659
                                     ----------     ----------     ----------      ----------

Earnings/(Loss) from operations         (76,274)       116,922        184,308        (455,619)
                                     ----------     ----------     ----------      ----------

Other Income and (Expenses)              58,612         78,747        305,963         180,458
  Interest income                      (176,922)      (352,661)      (709,621)       (937,124)
                                     ----------     ----------     ----------      ----------
  Interest expense                     (118,310)      (273,914)      (403,658)       (756,666)
                                     ----------     ----------     ----------      ----------

Earning/(Loss) before Income Taxes     (194,584)      (156,992)      (219,350)     (1,212,285)
                                     ----------     ----------     ----------      ----------

Income taxes (benefit)                  (29,188)       (23,549)       (32,903)       (181,843)
                                     ----------     ----------     ----------      ----------

  NET EARNINGS (LOSS)                  (165,396)      (133,443)      (186,447)     (1,030,442)
                                     ==========     ==========     ==========      ==========

Net earnings (loss) per
 common share                        $     (.02)    $     (.02)    $     (.03)     $     (.15)
                                     ==========     ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

               GAMING WORLD INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                  (unaudited)

                                                                              1996                   1995
                                                                              ----                   ----
Cash flows from operating activities:
 Net earnings (loss)                                                     $(1,212,285)            $  (219,350)
 adjustments to reconcile net earnings (loss)
 to cash provided by (used in) operating activities:
 Depreciation and amortization                                               267,285                 244,990
 (Increase) decrease in accounts, notes and advances
 receivable and deferred management fee                                       29,244                 276,179
 (Increase) decrease in inventories                                          385,946              (1,270,575)
 (Increase) decrease in investments in management contracts
 and land options                                                            146,504              (1,190,950)
 (Increase) decrease in prepaid expenses
 deposits and other                                                           34,520                   2,637
 Increase (decrease) in accounts payable, accrued liabilities
 and advanced management fee                                                (683,769)                332,885
 Increase in deferred revenue                                                217,336                 207,120
                                                                         -----------              ----------
  Net cash provided by (used in) operations                                 (815,219)             (1,617,064)

Cash flows from investing activities:
 Reduction of investment in lease                                                  -               1,028,091
 Capital expenditures                                                       (174,497)             (1,163,133)
 Reduction of marketable securities                                          650,000                 789,695
                                                                         -----------              ----------
  Net cash provided from (used in) investing
  activities                                                                 475,503                 654,653

Cash flows from financing activities:
 Principal payments on notes payable                                        (200,000)                      -
 Payments on related party advances                                         (304,875)                      -
 Increase in short term debt                                                       -                 399,508
 Proceeds from notes payable                                                 190,926                       -
 Principal reduction of capitalized lease
 obligation                                                                        -                (185,372)
 Related party advances                                                      629,103                 487,504
                                                                         -----------              ----------
   Net cash provided by (used in)
   financing activities                                                      315,154                 701,640

Net increase (decrease) in cash and cash equivalents                         (24,562)               (260,771)
 Cash and cash equivalents at Beginning of Period                             38,451                 308,457
                                                                         -----------              ----------
 Cash and cash equivalents at End of Period                              $    13,889              $   47,686
                                                                         ===========              ==========

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

  As used in this report with respect to U.S. Indian management contracts, the term "net profit" is not intended to mean net profits as defined by generally accepted accounting principles or by the Indian Gaming Regulatory Act of 1988, 25 U.S.C. Section 2701 et seq. (the "Gaming Act"). As used in this report, the term "net profit" has the meaning ascribed to it in the management contracts to which the discussion of net profit relates. Generally, the management contracts define net profit as the gross revenues of a casino or a facility less operating expenses, capital expenditures and debt service. In addition, the amount of net profit available for distribution may be further reduced by deduction of an amount to fund a cash contingency reserve, such as vault cash, in the event the Company and the host tribe deem such a deduction to be appropriate. As defined by generally accepted accounting principles, the term "net profit" means total revenues less operating and interest expenses, excluding principal payments of debt but, in contrast to the meanings accorded in the management contracts, including management fees as an operating expense.

  The Gaming Act defines "net revenues" as "gross revenues of an Indian gaming activity less amounts paid out as, or paid for, prizes and total operating expenses, excluding management fees," 25 U.S.C. Section 2703(9). In certain examples provided to tribes, the Gaming Commission is currently using a definition of "net revenues" that does not allow deduction of debt service, although this interpretation has not been set forth in a regulation. The Company continues to operate under the terms of the Bureau of Indian Affairs- ("BIA-") approved Shooting Star Management Contract as such contracts are valid unless and until disapproved by the Gaming Commission. Until such time as the Gaming Act or other regulation promulgated thereunder amends the definition of "net revenues" or until BIA-approved management contracts must be conformed to some other definition of this term, the Company will operate under the terms of the Shooting Star Management Contract.

RESULTS OF OPERATIONS

  Three and Nine Months Ended June 30, 1996 Compared to Three and Nine Months Ended June 30, 1995.

Management Fee Revenues

  Management fee revenues for the three and nine months ended June 30, 1996 were $381,017 and $527,588, respectively, an increase from management fee revenues of $373,615 for the three months ended June 30, 1995. Management fee revenue decreased compared to $1,219,995 earned during the nine months ended June 30, 1995. The primary reason for this decrease is the decreased management fee revenue derived from the management fee under the Shooting Star Management Contract. As the net profits of the casino fluctuate, the Company will realize a corresponding increase or decrease in its management fees. The Company's goal is to increase the revenues of the Shooting Star Casino as a result of improvement in operating efficiency of the casino and attract more patrons as a result of the recent expansion of this facility and increased marketing efforts.

  The Company believes that the decreased net profit of Shooting Star Casino, for the nine month period, resulting in a corresponding decrease in the management fee paid to the Company, may be attributed to a combination of factors, but largely due to the extremely severe winter weather conditions in Northern Minnesota causing patronage at the Casino to drop significantly during the second quarter. Other factors include, increased competition from other casinos as Shooting Star Casino is no longer the only casino operating in the state of Minnesota to offer both lodging and restaurant facilities adjacent to its gaming floor, and a lessening of public interest that often follows the opening of a new establishment.

  Under the Golden Eagle Management Contract, the Company only receives management fee revenues to the extent the operation is profitable. During the third quarter of 1996, the Golden Eagle Charitable Casino was not profitable and thus, the Company received no management fee. The Company has taken measures to decrease costs at the Golden Eagle Charitable Casino by reducing staff and cutting general and administrative expenses, which the Company believes will improve operating efficiency, although no assurance can be given that the Company will be successful in this effort.

  On May 7, 1996, the Government of Ontario announced that a certain number of video lottery terminals (VLTs) will be placed at horse racing tracks and permanent charity casinos and eventually, bars and restaurants. The Ontario Lottery Corporation, an agency of the Government of Ontario, will own, operate, and manage the VLTs. The siteholder will receive a certain percentage of the gross revenue of the VLTs. The Company expects that the Golden Eagle Charitable Casino will be eligible to apply for some number of VLTs although no assurance can be given that the Golden Eagle Charitable Casino will be successful.

  Revenues Derived from Concessions

  During the three and nine months ended June 30, 1996, the Company derived a total of $1,408,761 and $3,904,452 respectively, in revenues from concessions at Fox Chapel and recorded expenditures of $1,282,922 and $3,268,837 for the same periods, respectively. These concessions consist of revenues derived from membership fees, docking fees, boat sales, and the restaurant, bar and banquet facilities. The Company believes the increased revenue during fiscal 1996 is directly related to the capital improvement program the Company completed in fiscal 1995.

General and Administrative Expenses

  General and administrative expenses of the Company for the three and nine months ended June 30, 1996 were $300,839 and $1,351,537 respectively, compared to expenses of $554,468 and $1,457,769 respectively, for the three and nine months ended June 30, 1995. A portion of this decrease can be attributed to general and administrative expenses related to Fox Chapel, as the company restructed its operations at Fox Chapel there was a corresponding decrease in general and administrative expenses.

Earnings (Loss) Before Income Taxes

  Net loss before income taxes for the three and nine months ended June 30, 1996 were ($156,992) and ($1,212,285), respectively, compared to net (losses) of ($194,584) and ($219,350) for the three and nine months ended June 30, 1995, respectively. The primary reason for this increase was the reduction in management fee revenue earned from the Shooting Star Casino.

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

  In May 1994, the Company received net proceeds of approximately $10,800,000 from the issuance of 1,875,000 shares of Common Stock, $.01 par value per share, and 1,875,000 Redeemable Class A Common Stock Purchase Warrants, pursuant to the Company's initial public offering. The Company utilized approximately $3,000,000 of the proceeds towards the purchase of Fox Chapel and has invested an additional $3,650,000 of the proceeds in a repurchase agreement which has been pledged to S&T Bank. In addition, the Company has used approximately $1,100,000 of the offering proceeds for the financing and equipping of the Golden Eagle Charitable Casino, as well as approximately $1,200,000 for an improvement program at the Fox Chapel Yacht Club, which included landscaping, lighting, paving, and renovations and upgrading of the banquet and restaurant facilities, as well as enlarging the outside pool and deck bar.

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

  In May 1995, the Company entered into a $200,000 one year term Note with PDS Financial Corporation, of Eden Prairie, Minnesota. Borrowings under this arrangement are evidenced by a Note in the amount of $200,000 that bears interest at an annual rate of 13% for the term. This Note is secured by certain furniture and equipment of the Fox Chapel Yacht Club as well as 120,000 shares of Gaming World International stock owned by Angelo and Charlotte Medure as well as a personal guarantee of Angelo Medure. As of June 30, 1996, this note was paid in full.

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

  As of June 30, 1996, West Penn Asphalt Co., Inc., a company of which Angelo Medure is a principal stockholder, advanced approximately $570,000 to the Company. The advance has no set term. Although the provisions of this advance do not specify an interest rate, the Company, for accounting purposes, intends to impute interest on this advance at a rate of 5%.

  As of June 30, 1996, Ro-Med Construction Company, Inc. had advanced the Company approximately $313,000 for working capital purposes. This amount bears interest at an annual rate of 5%.

  As of June 30, 1996, Angelo Medure had advanced the Company approximately $487,000 for working capital purposes. This amount bears interest at an annual rate of 5%.

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

        (a) No Exhibits are filed herewith.

        (b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GAMING WORLD INTERNATIONAL, LTD.

                            By: /s/ ANTHONY J. MEDURE
                                ------------------------------------
                                Anthony J. Medure, Vice President



Date:  August 19, 1996          /s/ ANTHONY J. MEDURE
                                ------------------------------------
                                Anthony J. Medure, Vice President



Date:  August 19, 1996          /s/ DAVID A. RICHARDS
                                ------------------------------------
                                David A. Richards, Chief Financial Officer